Form 10-K
period 2006-12-31
MERRILL LYNCH MORTGAGE INVESTORS TRUST, MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2006-FM1
filed 2007-03-30
CIK 1368077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130545-15

MERRILL LYNCH MORTGAGE INVESTORS TRUST, SERIES 2006-FM1
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-130545

Merrill Lynch Mortgage Investors, Inc.
(Exact name of registrant/depositor as specified in its charter)

Merrill Lynch Mortgage Lending, Inc.
(Exact name of sponsor as specified in its charter)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 4 World Financial Center, 10th Floor, New York, NY 10080
(Address of principal executive offices)

212-449-0357
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None
PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.
On March 7, 2007 Fremont General Corporation ("FGC"), its wholly-owned industrial bank, Fremont Investment & Loan and Fremont General Credit Corporation, a wholly-owned subsidiary of FGC, have consented to the terms of a Cease and Desist Order issued by the Federal Deposit Insurance Corporation without admitting to the allegations contained in such order. The order calls, among other things, for the FGC to make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business.

The registrant knows of no other material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The assessment of compliance for Wilshire Credit Corporation (“Wilshire”) has disclosed the following material noncompliance with servicing criterion 1122(d)(4)(iv), applicable to Wilshire during the year ended December 31, 2006. On one of the forty-five loan payoffs selected for testing, Wilshire calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into its system, resulting in an overcharge to the borrower. Such assessment further states that this error has been corrected and the overcharge has been refunded to the borrower.

See Item 15, exhibits (33) and (34).

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2006-07-14)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2006-07-14)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
35(a)	Servicer compliance statement, Wilshire Credit Corporation, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
   (31) Rule 13a-14(d)/15d-14(d) Certifications.
   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
Wilshire Credit Corporation, as Servicer
LaSalle Bank National Association, as Trustee
Wells Fargo Bank National Association, as Custodian
LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant

    (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
Wilshire Credit Corporation, as Servicer
LaSalle Bank National Association, as Trustee
Wells Fargo Bank National Association, as Custodian
LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant

    (35) Servicer Compliance Statements:
Wilshire Credit Corporation, as Servicer
LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

Wilshire Credit Corporation, as Servicer

March 28, 2007	/s/ Ken Frye
By: Ken Frye
Title: Senior Vice President Loan Servicing
(Senior Officer in charge of the servicing function of the servicer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2006-7-14)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2006-07-14)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilshire Credit Corporation, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank National Association, as Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant
35(a)	Servicer compliance statement, Wilshire Credit Corporation, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee